Form 10-K
period 2007-12-31
Bear Stearns Structured Products Inc. Trust 2007-R6
filed 2008-03-31
CIK 1410789

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-140247-17

      Bear Stearns Structured Products Inc. Trust 2007-R6
      (exact name of issuing entity as specified in its charter)

      Structured Asset Mortgage Investments II Inc.
      (exact name of the depositor as specified in its charter)

      EMC Mortgage Corporation
      (exact name of the sponsor as specified in its charter)



  New York                                54-6756568
  (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)          Identification No.)



   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code)
  offices)


 Telephone number, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___



  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  See Item 15 (Part IV).



                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Bear Stearns Alt-A Trust, Mortgage Pass-Through Certificates, Series 2005-8, Bear Stearns Alt-A Trust, Mortgage Pass-Through Certificates, Series 2005-9, Bear Stearns Alt-A Trust, Mortgage Pass-Through Certificates, Series 2005-10, and Bear Stearns Alt-A Trust, Mortgage Pass-Through Certificates, Series 2006-3 each constitute a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. The related compliance documents are attached hereto under
Part IV, Item 15.

The Form 10-K of Structured Asset Mortgage Investments II Inc. for the underlying Bear Stearns ALT-A Trust 2007-2 and Bear Stearns ARM Trust 2007-2 filed with this report on Form 10-K on March 31, 2008, file numbers 0001056404-08-001129 and 0001056404-08-001126 respectively, are hereby incorporated by reference as if fully set forth as an exhibit hereto.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

The following updates disclosure which originally provided in connection with the Form 424B5 filed on 9/4/2007 by the trust, SEC Accession No.
0000882377-07-002143.

The sponsor has received a civil investigative demand (CID), from the Federal Trade Commission (FTC), seeking documents and data relating to the sponsor's business and servicing practices. The CID was issued pursuant to a December 8, 2005 resolution of the FTC authorizing non-public investigations of various unnamed subprime lenders, loan servicers and loan brokers to determine whether there have been violations of certain consumer protections laws. The sponsor is cooperating with the FTC's inquiry.

On March 10, 2008, EMC received notice from the Staff of the FTC that the Staff believed EMC and its parent, The Bear Stearns Companies, Inc. had violated a number of Federal consumer protection statutes in connection with its servicing activities. With the notice, the Staff delivered a draft complaint and draft consent order seeking certain injunctive relief regarding business practices and unspecified monetary redress. The Staff also indicated that it had been authorized to offer an opportunity to resolve the matter though consent negotiations before it seeks approval from the FTC to proceed with the filing of a complaint. EMC expects to engage in such discussions with the Staff.

RODRIGUEZ v. EMC Mortgage Corporation and The Bear Stearns Companies

This purported class action is pending in U. S. District Court for the District of Connecticut. The case was filed in December 2007. It seeks certification of a class made up of African-American and Hispanic borrowers who had a non-prime loan serviced by EMC and who were subjected to allegedly improper servicing practices, including imposition of unwarranted fees, pyramiding of late fees, unjustified forced-placing of insurance, failure to properly apply payments, improper reporting of derogatory credit information, and failure to properly administer escrow accounts. EMC and Bear Stearns have filed motions to dismiss and to strike.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in a 424(b)(5) filing dated September 4, 2007.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Assurant, Inc. disclosed the following material noncompliance with the servicing criteria set forth in Item 1122(d)(4)(xii) of Regulation AB applicable to the Company during the year ended December 31, 2007. As required by Item 1122(d)(4)(xii) of Regulation AB, any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the servicer's funds are not charged to the obligor, unless the late payment was due to the obligor's error or omission. Assurant, Inc. did not have, during the Reporting Period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with 1122(d)(4)(xii). As of January 1, 2008, Assurant, Inc. has implemented practices and procedures to capture the information necessary to assess compliance with Section 1122(d)(4)(xii).

The assessment of compliance for GMAC Mortgage, LLC disclosed the following material noncompliance, as applicable during the twelve months ended December 31, 2007:

Certain custodial account reconciliations were not reviewed within timelines outlined in the GMACM's policies and procedures, as required by criteria
1122 (d)(2)(vii)(C). Certain custodial accounts had reconciling items which were not resolved within 90 calendar days of original identification, as required by criteria 1122(d)(2)(vii)(D). Management has implemented the appropriate measures to resolve bank reconciliation items noted in the report.

Management has implemented the appropriate measures to resolve the bank reconciliation items noted in the report.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4.1) Terms Agreement, dated August 31, 2007, between Structured Asset Mortgage Investments II Inc., as depositor and Bear, Stearns & Co. Inc., as underwriter, relating to the Underwriting Agreement, dated February 26, 2007, between Structured Asset Mortgage Investments II Inc., as depositor and
  Bear, Stearns & Co. Inc., as underwriter AR5 (As previously filed on Form
  8-K filed on October 2, 2007 and on Form 8-K/A filed on October 16, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.1) Grantor Trust Agreement, dated August 31, 2007 between Structured Asset Mortgage Investments II Inc., as depositor and Wells Fargo Bank, N.A., as grantor trust trustee AR5 (As previously filed on Form 8-K filed on October 2, 2007 and on Form 8-K/A filed on October 16, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.2) Purchase Agreement, dated August 31, 2007, between EMC Mortgage Corporation, as sponsor, and Structured Asset Mortgage Investments II Inc., as depositor AR5 (As previously filed on Form 8-K filed on October 2, 2007 and on Form 8-K/A filed on October 16, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.


    33.1 Assurant, Inc. as Sub-Contractor for EMC Mortgage Corporation and for GreenPoint Mortgage Funding, Inc.
    33.2 Countrywide Home Loans Inc. as Servicer for Bear Stearns ALT-A 2005-9
    33.3 EMC Mortgage Corporation as Servicer for Bear Stearns ALT-A 2005-8, Bear Stearns ALT-A 2005-9, and Bear Stearns
         ALT-A 2005-10
    33.4 EMC Mortgage Corporation as Servicer for Bear Stearns ALT-A 2006-3
    33.5 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for HSBC Mortgage Corporation, USA
    33.6 FIS Tax Services as Sub-Contractor for EMC Mortgage Corporation
    33.7 GMAC Bank as Sub-Contractor for GMAC Mortgage, LLC
    33.8 GMAC Mortgage, LLC as Servicer for Bear Stearns ALT-A 2006-3
    33.9 GreenPoint Mortgage Funding, Inc. as Servicer for Bear Stearns ALT-A 2005-9
    33.10 HSBC Mortgage Corporation, USA as Servicer for Bear Stearns ALT-A 2006-3
    33.11 LandAmerica Tax and Flood Services, Inc. as Sub-Contractor for EMC Mortgage Corporation
    33.12 Wells Fargo Bank, N.A. as Servicer for Bear Stearns ALT-A 2005-8, Bear Stearns ALT-A 2005-9 and Bear Stearns ALT-A 2005-10
    33.13 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator for Bear Stearns ALT-A 2005-8, Bear Stearns
          ALT-A 2005-9, Bear Stearns ALT-A 2005-10 and Bear Stearns ALT-A 2006-3
    33.14 Wells Fargo Bank, N.A. as Custodian for Bear Stearns ALT-A 2006-3
    33.15 Wells Fargo Bank, N.A. as Grantor Trust Trustee



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


    34.1 Assurant, Inc. as Sub-Contractor for EMC Mortgage Corporation and for GreenPoint Mortgage Funding, Inc.
    34.2 Countrywide Home Loans Inc. as Servicer for Bear Stearns ALT-A 2005-9
    34.3 EMC Mortgage Corporation as Servicer for Bear Stearns ALT-A 2005-8, Bear Stearns ALT-A 2005-9, and Bear Stearns
         ALT-A 2005-10
    34.4 EMC Mortgage Corporation as Servicer for Bear Stearns ALT-A 2006-3
    34.5 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for HSBC Mortgage Corporation, USA
    34.6 FIS Tax Services as Sub-Contractor for EMC Mortgage Corporation
    34.7 GMAC Bank as Sub-Contractor for GMAC Mortgage, LLC
    34.8 GMAC Mortgage, LLC as Servicer for Bear Stearns ALT-A 2006-3
    34.9 GreenPoint Mortgage Funding, Inc. as Servicer for Bear Stearns ALT-A 2005-9
    34.10 HSBC Mortgage Corporation, USA as Servicer for Bear Stearns ALT-A 2006-3
    34.11 LandAmerica Tax and Flood Services, Inc. as Sub-Contractor for EMC Mortgage Corporation
    34.12 Wells Fargo Bank, N.A. as Servicer for Bear Stearns ALT-A 2005-8, Bear Stearns ALT-A 2005-9 and Bear Stearns ALT-A 2005-10
    34.13 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator for Bear Stearns ALT-A 2005-8, Bear Stearns
          ALT-A 2005-9, Bear Stearns ALT-A 2005-10 and Bear Stearns ALT-A 2006-3
    34.14 Wells Fargo Bank, N.A. as Custodian for Bear Stearns ALT-A 2006-3
    34.15 Wells Fargo Bank, N.A. as Grantor Trust Trustee



   (35) Servicer compliance statement.


    35.1 Countrywide Home Loans Inc. as Servicer for Bear Stearns ALT-A 2005-9
    35.2 EMC Mortgage Corporation as Servicer for Bear Stearns ALT-A 2005-8
    35.3 EMC Mortgage Corporation as Servicer for Bear Stearns ALT-A 2005-9
    35.4 EMC Mortgage Corporation as Servicer for Bear Stearns ALT-A 2005-10
    35.5 EMC Mortgage Corporation as Servicer for Bear Stearns ALT-A 2006-3
    35.6 GMAC Mortgage, LLC as Servicer for Bear Stearns ALT-A 2006-3
    35.7 GreenPoint Mortgage Funding, Inc. as Servicer for Bear Stearns ALT-A 2005-9
    35.8 HSBC Mortgage Corporation, USA as Servicer for Bear Stearns ALT-A 2006-3
    35.9 Wells Fargo Bank, N.A. as Servicer for Bear Stearns ALT-A 2005-8, Bear Stearns ALT-A 2005-9 and Bear Stearns ALT-A 2005-10
    35.10 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator for Bear Stearns ALT-A 2005-8
    35.11 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator for Bear Stearns ALT-A 2005-9
    35.12 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator for Bear Stearns ALT-A 2005-10
    35.13 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator for Bear Stearns ALT-A 2006-3
    35.14 Wells Fargo Bank, N.A. as Grantor Trust Trustee



   (b) Not applicable.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Structured Asset Mortgage Investments II Inc.
   (Depositor)

   /s/ Michael B. Nierenberg
   Michael B. Nierenberg, Treasurer
   (senior officer in charge of securitization of the depositor)

    Date: March 31, 2008



  Exhibit Index

  Exhibit No.


   (4.1) Terms Agreement, dated August 31, 2007, between Structured Asset Mortgage Investments II Inc., as depositor and Bear, Stearns & Co. Inc., as underwriter, relating to the Underwriting Agreement, dated February 26, 2007, between Structured Asset Mortgage Investments II Inc., as depositor and Bear, Stearns & Co. Inc., as underwriter AR5 (As previously filed on Form 8-K filed on October 2, 2007 and on Form 8-K/A filed on October 16, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.1) Grantor Trust Agreement, dated August 31, 2007 between Structured Asset Mortgage Investments II Inc., as depositor and Wells Fargo Bank, N.A., as grantor trust trustee AR5 (As previously filed on Form 8-K filed on October 2, 2007 and on Form 8-K/A filed on October 16, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.2) Purchase Agreement, dated August 31, 2007, between EMC Mortgage Corporation, as sponsor, and Structured Asset Mortgage Investments II Inc., as depositor AR5 (As previously filed on Form 8-K filed on October 2, 2007 and on Form 8-K/A filed on October 16, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.


    33.1 Assurant, Inc. as Sub-Contractor for EMC Mortgage Corporation and for GreenPoint Mortgage Funding, Inc.
    33.2 Countrywide Home Loans Inc. as Servicer for Bear Stearns ALT-A 2005-9
    33.3 EMC Mortgage Corporation as Servicer for Bear Stearns ALT-A 2005-8, Bear Stearns ALT-A 2005-9, and Bear Stearns
         ALT-A 2005-10
    33.4 EMC Mortgage Corporation as Servicer for Bear Stearns ALT-A 2006-3
    33.5 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for HSBC Mortgage Corporation, USA
    33.6 FIS Tax Services as Sub-Contractor for EMC Mortgage Corporation
    33.7 GMAC Bank as Sub-Contractor for GMAC Mortgage, LLC
    33.8 GMAC Mortgage, LLC as Servicer for Bear Stearns ALT-A 2006-3
    33.9 GreenPoint Mortgage Funding, Inc. as Servicer for Bear Stearns ALT-A 2005-9
    33.10 HSBC Mortgage Corporation, USA as Servicer for Bear Stearns ALT-A 2006-3
    33.11 LandAmerica Tax and Flood Services, Inc. as Sub-Contractor for EMC Mortgage Corporation
    33.12 Wells Fargo Bank, N.A. as Servicer for Bear Stearns ALT-A 2005-8, Bear Stearns ALT-A 2005-9 and Bear Stearns ALT-A 2005-10
    33.13 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator for Bear Stearns ALT-A 2005-8, Bear Stearns
          ALT-A 2005-9, Bear Stearns ALT-A 2005-10 and Bear Stearns ALT-A 2006-3
    33.14 Wells Fargo Bank, N.A. as Custodian for Bear Stearns ALT-A 2006-3
    33.15 Wells Fargo Bank, N.A. as Grantor Trust Trustee



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


    34.1 Assurant, Inc. as Sub-Contractor for EMC Mortgage Corporation and for GreenPoint Mortgage Funding, Inc.
    34.2 Countrywide Home Loans Inc. as Servicer for Bear Stearns ALT-A 2005-9
    34.3 EMC Mortgage Corporation as Servicer for Bear Stearns ALT-A 2005-8, Bear Stearns ALT-A 2005-9, and Bear Stearns
         ALT-A 2005-10
    34.4 EMC Mortgage Corporation as Servicer for Bear Stearns ALT-A 2006-3
    34.5 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for HSBC Mortgage Corporation, USA
    34.6 FIS Tax Services as Sub-Contractor for EMC Mortgage Corporation
    34.7 GMAC Bank as Sub-Contractor for GMAC Mortgage, LLC
    34.8 GMAC Mortgage, LLC as Servicer for Bear Stearns ALT-A 2006-3
    34.9 GreenPoint Mortgage Funding, Inc. as Servicer for Bear Stearns ALT-A 2005-9
    34.10 HSBC Mortgage Corporation, USA as Servicer for Bear Stearns ALT-A 2006-3
    34.11 LandAmerica Tax and Flood Services, Inc. as Sub-Contractor for EMC Mortgage Corporation
    34.12 Wells Fargo Bank, N.A. as Servicer for Bear Stearns ALT-A 2005-8, Bear Stearns ALT-A 2005-9 and Bear Stearns ALT-A 2005-10
    34.13 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator for Bear Stearns ALT-A 2005-8, Bear Stearns
          ALT-A 2005-9, Bear Stearns ALT-A 2005-10 and Bear Stearns ALT-A 2006-3
    34.14 Wells Fargo Bank, N.A. as Custodian for Bear Stearns ALT-A 2006-3
    34.15 Wells Fargo Bank, N.A. as Grantor Trust Trustee



   (35) Servicer compliance statement.



    35.1 Countrywide Home Loans Inc. as Servicer for Bear Stearns ALT-A 2005-9
    35.2 EMC Mortgage Corporation as Servicer for Bear Stearns ALT-A 2005-8
    35.3 EMC Mortgage Corporation as Servicer for Bear Stearns ALT-A 2005-9
    35.4 EMC Mortgage Corporation as Servicer for Bear Stearns ALT-A 2005-10
    35.5 EMC Mortgage Corporation as Servicer for Bear Stearns ALT-A 2006-3
    35.6 GMAC Mortgage, LLC as Servicer for Bear Stearns ALT-A 2006-3
    35.7 GreenPoint Mortgage Funding, Inc. as Servicer for Bear Stearns ALT-A 2005-9
    35.8 HSBC Mortgage Corporation, USA as Servicer for Bear Stearns ALT-A 2006-3
    35.9 Wells Fargo Bank, N.A. as Servicer for Bear Stearns ALT-A 2005-8, Bear Stearns ALT-A 2005-9 and Bear Stearns ALT-A 2005-10
    35.10 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator for Bear Stearns ALT-A 2005-8
    35.11 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator for Bear Stearns ALT-A 2005-9
    35.12 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator for Bear Stearns ALT-A 2005-10
    35.13 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator for Bear Stearns ALT-A 2006-3
    35.14 Wells Fargo Bank, N.A. as Grantor Trust Trustee
